Form 10QSB
period 2000-07-31
FREEMAN TECHNOLOGIES CORP
filed 2000-09-14
CIK 1114814

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                  For the Quarterly Period Ended July 31, 2000

                 Transition Report under Section 13 or 15(d) of
                 The Exchange Act For the Transition Period from

   ____________________________________to ___________________________________
                             Commission File Number


                        FREEMAN TECHNOLOGIES CORPORATION

        (Exact Name of Small Business Issuer as Specified in its Charter)

                Delaware                                 13-4116848
      -------------------------------         -----------------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)


             50 Broadway, Suite 2300, New York, N.Y.    10004
             (Address of principal executive office) (Zip Code)

         Issuer's telephone number, including area code: (212) 785-6200

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]


         At September 1, 2000, there were issued and outstanding 4,000,000 shares of Common Stock.


         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                                                                                                                    PAGE
                                                                                                                    ----

Part I - Financial Information

Item 1.       Financial Statements

              Condensed Balance Sheets
              July 31, 2000 (Unaudited) and April 30, 2000                                                              2

              Condensed Statements of Operations
              Three Months Ended July 31, 2000 and Period from April 11, 2000
              (Date of Inception) to July 31, 2000 (Unaudited)                                                          3

              Condensed Statements of Changes in Stockholders' Equity
              Three Months Ended July 31, 2000 and Period from April 11, 2000
              (Date of Inception) to July 31, 2000 (Unaudited)                                                          4

              Condensed Statements of Cash Flows
              Three Months Ended July 31, 2000 and Period from April 11, 2000
              (Date of Inception) to July 31, 2000 (Unaudited)                                                          5

              Notes to Condensed Financial Statements                                                                 6-9

Item 2.       Management's Discussion and Analysis or Plan of Operation                                             10-12


Part II - Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                                         13

              Signatures                                                                                               14


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                        JULY 31, 2000 AND APRIL 30, 2000




                                                                July 31,      April 30,
                                     ASSETS                       2000          2000
                                                              -----------    ---------
                                                              (Unaudited)    (Note 2)

Current assets - cash                                         $       400    $     400
                                                              ===========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                   $      --      $    --
                                                              -----------    ---------

Stockholders' equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; none issued                                       --           --
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 4,000,000 issued and outstanding                   400          400
    Additional paid-in capital                                      1,827
    Deficit accumulated during the development stage               (1,827)
                                                              -----------    ---------
          Total stockholders' equity                                  400          400
                                                              -----------    ---------

          Totals                                              $       400    $     400
                                                              ===========    =========

See Notes to Condensed Financial Statements.



                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
         THREE MONTHS ENDED JULY 31, 2000 AND PERIOD FROM APRIL 11, 2000
                      (DATE OF INCEPTION) TO JULY 31, 2000
                                   (Unaudited)

                                                      Three
                                                      Months
                                                      Ended
                                                     July 31,
                                                       2000       Cumulative
                                                   -----------    -----------
Revenues                                           $      --      $      --

General and administrative expenses                      1,827          1,827
                                                   -----------    -----------

Net loss                                           $    (1,827)   $    (1,827)
                                                   ===========    ===========


Basic net loss per common share                    $      --      $      --
                                                   ===========    ===========


Basic weighted average common shares outstanding     4,000,000      4,000,000
                                                   ===========    ===========

See Notes to Condensed Financial Statements.



                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         THREE MONTHS ENDED JULY 31, 2000 AND PERIOD FROM APRIL 11, 2000
                      (DATE OF INCEPTION) TO JULY 31, 2000
                                   (Unaudited)

                                                                                          Deficit
                                                                                        Accumulated
                                    Preferred Stock      Common Stock      Additional   During the
                                   -----------------   -----------------    Paid-in      Develop-
                                   Shares    Amount     Shares   Amount     Capital     ment Stage       Total
                                   -------   -------   --------- -------   ----------   -----------    ---------
Balance, April 11, 2000 (date of
    inception)                        --     $  --        --     $  --     $     --     $      --      $    --

Proceeds from issuance of
    common stock                                       4,000,000     400                                     400
                                   -------   -------   --------- -------   ----------   -----------    ---------

Balance, April 30, 2000               --        --     4,000,000     400         --            --            400

Capital contribution                                                            1,827                      1,827

Net loss                                                                                     (1,827)      (1,827)
                                   -------   -------   --------- -------   ----------   -----------    ---------

Balance, July 31, 2000                --     $  --     4,000,000 $   400   $    1,827   $    (1,827)   $     400
                                   =======   =======   ========= =======   ==========   ===========    =========

See Notes to Condensed Financial Statements.



                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
         THREE MONTHS ENDED JULY 31, 2000 AND PERIOD FROM APRIL 11, 2000
                      (DATE OF INCEPTION) TO JULY 31, 2000
                                   (Unaudited)

                                                             Three
                                                             Months
                                                             Ended
                                                            July 31,
                                                              2000      Cumulative
                                                            --------    ---------

Operating activities:
     Net loss                                               $ (1,827)   $  (1,827)
     Expenses paid by stockholder                              1,827        1,827
                                                            --------    ---------
        Net cash provided by operating activities               --           --

Financing activities - proceeds from sale of common stock                     400
                                                            --------    ---------

Net increase in cash                                            --            400

Cash, beginning of period                                        400         --
                                                            --------    ---------

Cash, end of period                                         $    400    $     400
                                                            ========    =========

See Notes to Condensed Financial Statements.

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Operations and business risk factors:

                  Freeman Technologies Corporation (the "Company") was incorporated on April 11, 2000 to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Securities Act of 1933. Generally, an issuer who has registered securities under the Securities Act of 1933 becomes subject to the periodic and annual reporting requirements of the Securities Act of 1934 (and is often referred to as a "reporting company"). The Company will not restrict its search to any specific business industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the stockholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

                  The Company may seek a business opportunity with entities which have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, develop a new product or service or for other corporate purposes.

                  The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a company having a class of securities registered under the Securities Act of 1933. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

                  The Company has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.



                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Unaudited interim financial statements:

                  The Company had not conducted any commercial operations through July 31, 2000 and, accordingly, it was in the development stage as of that date. Management does not expect the Company to generate any revenues until such time as an acquisition of an operating company is consummated.

                  In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 2000, and its results of operations, changes in stockholders' equity and cash flows for the three months ended July 31, 2000 and the related cumulative amounts for period from April 11, 2000 (date of inception) to July 31, 2000. Information included in the condensed balance sheet as of April 30, 2000 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of April 30, 2000 and for the period from April 11, 2000 (date of inception) to April 30, 2000, (the "Audited Financial Statements") included in the Company's Registration on Form 10-SB (the "Form 10-SB") for the period ended April 30, 2000 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-SB.


Note 3 - Net earnings (loss) per share:

                  The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Diluted per share amounts have not been presented in the accompanying unaudited condensed statements of operations because the Company did not have any potentially dilutive common shares outstanding during the three months ended July 31, 2000 and the period from April 11, 2000 (date of inception) through July 31, 2000.




                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - Related party transactions:

                  The Company has entered into an agreement with Capital Advisory Partners, LLC ("CAP") pursuant to which CAP will supervise the search for potential target companies for a business combination. CAP owns 800,000 shares of the Company's common stock. The agreement will continue until such time as the Company has consummated a business combination. CAP has agreed to pay all expenses of the Company without repayment until such time as a business combination is consummated. In the three months ended July 31, 2000, CAP incurred expenses on behalf of the Company totaling $1,827 (it did not incur any such expenses prior to that period) and, accordingly, the Company recorded a charge to operations and a contribution to capital in that amount.

                  CAP has entered into agreements, and anticipates that it will enter into other agreements, with other consultants to assist it in locating a potential target company and CAP may share its stock in the Company with, or grant options on such stock to, such referring consultants and may make payment to such consultants from its own resources. There is no minimum or maximum amount of stock, options or cash that CAP may grant or pay to such consultants. CAP is solely responsible for the costs and expenses of its activities in seeking a potential target company, including any agreements with consultants, and the Company has no obligation to pay any costs incurred or negotiated by CAP.

                  CAP anticipates that it may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. As of July 31, 2000, CAP had not made any solicitations and did not anticipate that it would do so. CAP expects to rely on consultants in the business and financial communities for referrals of potential target companies.

                  Patricia A. Meding, who is the sole officer and director of the Company, is the sole officer, director and controlling stockholder of CAP.


Note 5 - Income taxes:

                  The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.



                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 5 - Income taxes (concluded):

                  As of July 31, 2000, the Company had net operating loss carryforwards of approximately $1,800 available to reduce future Federal taxable income which, if not used, will expire in 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $700 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of July 31, 2000.

                  As a result of the increase in the valuation allowance of $700 during the three months ended July 31, 2000, no credits for income taxes are included in the accompanying condensed statements of operations.



                                      * * *



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

         Freeman Technologies Corporation (the "Company") was incorporated on April 11, 2000 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholders.

         The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

         The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company with a class of registered securities. The proposed business activities described herein classify the Company as a "blank check" company.

PLAN OF OPERATION

         The Company is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. The Company will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of the Company will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for the Company's shareholders. For further information on the Company's plan of operation and business, please consult the Company's registration statement on Form 10SB-12G available on the EDGAR system of the U.S. Securities and Exchange Commission.

         The Company does not intend to do any product research or development. The Company does not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, the Company does not expect to add additional




                                      -10
employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

         The Company has not engaged in any negotiations with any specific entity regarding the possibility of a business combination with the Company. The Company has entered into an agreement with Capital Advisory Partners, LLC, a shareholder of the Company, to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as the Company has effected a business combination. Capital Advisory Partners, LLC has agreed to pay all expenses of the Company without repayment until such time as a business combination is effected. Patricia A. Meding, who is the sole officer and director of the Company, is the sole officer and director and controlling shareholder of Capital Advisory Partners, LLC.

         Capital Advisory Partners, LLC may only locate potential target companies for the Company and is not authorized to enter into any agreement with a potential target company binding the Company. The Company's agreement with Capital Advisory Partners, LLC is not exclusive and Capital Advisory Partners, LLC has entered into agreements with other companies similar to the Company on similar terms. Capital Advisory Partners, LLC may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies.

         Capital Advisory Partners, LLC anticipates that it may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. To date Capital Advisory Partners, LLC has not made any solicitations, does not anticipate that it will do so, and expects to rely on referrals from consultants in the business and financial communities for referrals of potential target companies.

         COMPETITION. The Company will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker- dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which the Company, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than the Company's Management. Moreover, the Company also will be competing with numerous other blank check companies for such opportunities.

         EMPLOYEES. The Company has no employees nor are there any other persons other than Ms. Meding who devote any time to its affairs. It is not expected that the Company will have employees except as a result of completing a combination.

RESULTS OF OPERATIONS

         FIRST QUARTER 1999 - During the first fiscal quarter ended July 31, 2000, the Company incurred a net loss of $1,827. This was due to general and administrative expenses incurred by the Company in connection with its formation and the filing of a registration statement on Form 10-SB. The Company paid no rent or salaries and had no operations during the quarter.




LIQUIDITY and CAPITAL RESOURCES

         The Company had $400 cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $1,827.

         The Company has no commitment for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. The Company's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal year ending April 30, 2001. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

         The Company will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, the Company is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. Capital Advisory Partners, LLC has agreed to pay all expenses of the Company without repayment until such times as a business combination is effected. However, it is not certain that Capital Advisory Partners, LLC will be financially able to do so. The Company has no intention of borrowing money to reimburse or pay salaries to any officer, director or shareholder of the Company or their affiliates. There currently are no plans to sell additional securities of the Company to raise capital, although sales of securities may be necessary to obtain needed funds. The Securities and Exchange Commission and certain states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. The Company does not plan to issue or sell any shares or take any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan and it is no longer classified as a blank check company.

         Should Capital Advisory Partners, LLC or other shareholders refuse to advance needed funds, however, the Company would be forced to turn to outside parties to either loan money to the Company or buy the Company's securities. There is no assurance that the Company will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to the Company, including among others:

         (1) failure to make timely filings with the SEC as required by the Exchange Act;

         (2) curtailing or eliminating the Company's ability to locate and perform suitable investigations of potential acquisitions; or

         (3) inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

         The Company hopes to require potential candidate companies to deposit funds with the Company that it can use to defray professional fees and travel, lodging and other due diligence expenses incurred by the Company's management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.




CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

PART II - OTHER INFORMATION

Item 1 -  Legal proceedings

                  None.

Item 2 - Changes in Securities

                  None.

Item 3 - Default in Senior Securities

                  None.

Item 4 - Submission of Matters to a Vote of Security Holders

                  None.

Item 5 - Other Information

                  None.

Item 6 - Exhibits and Reports on Form 8-K

                  (a) Exhibits: Exhibit 27.1 Financial Data Schedule.
                  (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended July 31, 2000.



                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         FREEMAN TECHNOLOGIES CORPORATION


         By: /s/ Patricia Meding
            --------------------
         Patricia Meding
         President

         Date: September 14, 2000


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.


         Signature                  Position                  Date

By: /s/ Patricia Meding             President and Director    September 14, 2000
   ---------------------------
        Patricia Meding


