Form 10QSB
period 2001-01-31
FREEMAN TECHNOLOGIES CORP
filed 2001-03-22
CIK 1114814

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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

Yes [X]  No [   ]


         At January 31, 2001, there were issued and outstanding 4,000,000 shares of Common Stock.


         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)




                                                                                                    PAGE
                                                                                                    ----
Part I - Financial Information


Item 1.       Financial Statements

              Condensed Balance Sheets
              January 31, 2001 (Unaudited) and April 30, 2000                                        2

              Condensed Statements of Operations
              Three and Nine Months Ended January 31, 2001 and Period from April 11, 2000
              (Date of Inception) to January 31, 2001 (Unaudited)                                    3

              Condensed Statements of Changes in Stockholders' Equity (Deficiency)
              Nine Months Ended January 31, 2001 and Period from April 11, 2000
              (Date of Inception) to January 31, 2001 (Unaudited)                                    4


              Condensed Statements of Cash Flows
              Nine Months Ended January 31, 2001 and Period from April 11, 2000
              (Date of Inception) to January 31, 2001 (Unaudited)                                    5

              Notes to Condensed Financial Statements                                               6-8


Item 2.       Management's Discussion and Analysis or Plan of Operation                             9-11



Part II - Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                      12


              Signatures                                                                            13

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                       JANUARY 31, 2001 AND APRIL 30, 2000


                                                          January 31,   April 30,
                             ASSETS                          2001         2000
                             ------                       -----------   ---------
                                                          (Unaudited)   (Note 2)
Current assets - cash                                       $    400    $    400
                                                            ========    ========


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
        -------------------------------------------------

Liabilities - accounts payable                              $  2,164    $     --
                                                            --------    --------


Stockholders' equity (deficiency):
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; none issued                                    --          --
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 4,000,000 issued and outstanding              400         400
    Additional paid-in capital                                51,827
    Deficit accumulated during the development stage         (53,991)
                                                            --------    --------

          Total stockholders' equity (deficiency)             (1,764)        400
                                                            --------    --------

          Totals                                            $    400    $    400
                                                            ========    ========


                  See Notes to Condensed Financial Statements.

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
          THREE AND NINE MONTHS ENDED JANUARY 31, 2001 AND PERIOD FROM
             APRIL 11, 2000 (DATE OF INCEPTION) TO JANUARY 31, 2001
                                   (Unaudited)


                                                                    Period
                                        Three          Nine           from
                                        Months        Months        April 11,
                                        Ended         Ended          2000 to
                                      January 31,   January 31,    January 31,
                                         2001          2001            2001
                                      -----------   -----------    -----------
Revenues                              $        --   $        --    $        --


General and administrative expenses         1,068        53,991         53,991
                                      -----------   -----------    -----------

Net loss                              $    (1,068)  $   (53,991)   $   (53,991)
                                      ===========   ===========    ===========



Basic net loss per common share       $        --   $      (.01)
                                      ===========   ===========


Basic weighted average common shares
     outstanding                        4,000,000     4,000,000
                                      ===========   ===========



                  See Notes to Condensed Financial Statements.

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

      CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
        NINE MONTHS ENDED JANUARY 31, 2001 AND PERIOD FROM APRIL 11, 2000
                     (DATE OF INCEPTION) TO JANUARY 31, 2001
                                   (Unaudited)


                                                                                                        Deficit
                                                                                                      Accumulated
                                       Preferred Stock              Common Stock         Additional   During the
                                    ----------------------      ----------------------    Paid-in       Develop-
                                     Shares       Amount         Shares       Amount      Capital      ment Stage         Total
                                    ---------    ---------      ---------   ----------   ----------   -------------    ----------
Balance, April 11, 2000 (date of
    inception)                             --    $       --            --   $       --   $       --   $          --    $       --

Proceeds from issuance of
    common stock                                                4,000,000          400                                        400
                                    ---------    ----------     ---------   ----------   ----------   -------------    ----------

Balance, April 30, 2000                    --            --     4,000,000          400           --              --           400

Capital contribution                                                                         51,827                        51,827

Net loss                                                                                                    (53,991)      (53,991)
                                    ---------    ----------     ---------   ----------   ----------   -------------    ----------

Balance, January 31, 2001                  --    $       --     4,000,000   $      400   $   51,827   $     (53,991)   $   (1,764)
                                    =========    ==========     =========   ==========   ==========   =============    ==========



                  See Notes to Condensed Financial Statements.

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
        NINE MONTHS ENDED JANUARY 31, 2001 AND PERIOD FROM APRIL 11, 2000
                     (DATE OF INCEPTION) TO JANUARY 31, 2001
                                   (Unaudited)


                                                                          Period
                                                             Nine          from
                                                            Months       April 11
                                                             Ended        2000 to
                                                           January 31,   January 31,
                                                              2001          2001
                                                           -----------   -----------
Operating activities:
     Net loss                                               $(53,991)     $(53,991)
     Expenses paid by stockholder                             51,827        51,827
     Accounts payable                                          2,164         2,164
                                                            --------      --------

        Net cash provided by operating activities                 --            --


Financing activities - proceeds from sale of common stock                      400
                                                            --------      --------

Net increase in cash                                              --           400

Cash, beginning of period                                        400            --
                                                            --------      --------



Cash, end of period                                         $    400      $    400
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

                The Company has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. The Company relies exclusively on its stockholders for liquidity and will only be able to continue as a going concern with the financial support of its stockholders. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Unaudited interim financial statements:
                The Company had not conducted any commercial operations through January 31, 2001 and, accordingly, it was in the development stage as of that date. Management does not expect the Company to generate any revenues until such time that an acquisition of an operating company is consummated, if ever.

                In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2001, and its results of operations for the three and nine months ended January 31, 2001 and the related cumulative amounts for the period from April 11, 2000 (date of inception) to January 31, 2001 and the changes in stockholders' equity (deficiency) and cash flows for the nine months ended January 31, 2001 and the related cumulative amounts for the period from April 11, 2000 (date of inception) to January 31, 2001. Information included in the condensed balance sheet as of April 30, 2000 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of April 30, 2000 and for the period from April 11, 2000 (date of inception) to April 30, 2000, (the "Audited Financial Statements") included in the Company's Registration on Form 10-SB (the "Form 10-SB") for the period ended April 30, 2000 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-SB.

Note 3 - Net earnings (loss) per share:
                The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Diluted per share amounts have not been presented in the accompanying unaudited condensed statements of operations because the Company did not have any potentially dilutive common shares outstanding during the three and nine months ended January 31, 2001 and the period from April 11, 2000 (date of inception) through January 31, 2001.

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Related party transactions:
                The Company has entered into an agreement with Capital Advisory Partners, LLC ("CAP") pursuant to which CAP will supervise the search for potential target companies for a business combination. CAP owns 800,000 shares of the Company's common stock. The agreement will continue until such time that the Company has consummated a business combination. CAP has agreed to pay all expenses of the Company without repayment until such time that a business combination is consummated, if ever. In the three and nine months ended January 31, 2001, CAP incurred expenses on behalf of the Company totaling $1,068 and $53,991, respectively (it did not incur any such expenses prior to that period) and, accordingly, the Company recorded a charge to operations and a contribution to capital in that amount, when CAP paid these expenses.

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

                CAP anticipates that it may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. As of January 31, 2001, CAP had not made any solicitations and did not anticipate that it would do so. CAP expects to rely on consultants in the business and financial communities for referrals of potential target companies.

                Patricia A. Meding, who is the sole officer and director of the Company, is the sole officer, director and controlling stockholder of CAP.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

         During the nine and three months ended January 31, 2001, the Company incurred a net loss of $53,991 and $1,068 respectively. This was due to general and administrative expenses, including professional fees, incurred by the Company in connection with its formation, the filing of a registration statement on Form 10-SB and Filings under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company paid no rent or salaries and had no other operations during the aforementioned period or since inception.

LIQUIDITY and CAPITAL RESOURCES

         The Company had $400 cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $53,991.

         The Company has no commitment for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. The Company's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Exchange Act, which should not exceed $10,000 in the next twelve months. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

                  None.

ITEM 2 - CHANGES IN SECURITIES

                  None.

ITEM 3 - DEFAULT IN SENIOR SECURITIES

                  None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 21, 2000, the Company received unanimous written consent from the holders of the outstanding shares of Common Stock (4,000,000 shares represented) in which the shareholders voted and approved certain actions as follows:

         (i) the adoption of an amendment to the Company's Certificate of Incorporation to effectuate a reverse stock split of one-for-two of the Company's outstanding stock, which the board of directors authorized in the best interests of the Company and its shareholders. (As of March 16, 2001, the reverse stock split has not been effectuated.); and

         (ii) the authorization of the board of directors of the Company to effectuate an Agreement and Plan of Merger (the "Merger Agreement"), between the Corporation and Interstate4U.com, Inc., ("Interstate4U") a Kentucky corporation.

ITEM 5 - OTHER INFORMATION

                  None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         FREEMAN TECHNOLOGIES CORPORATION


         By: /s/ Patricia Meding
             -------------------

               Patricia Meding
               President

         Date: March 21, 2001


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.


         Signature             Position                           Date

By: /s/ Patricia Meding        President and Director             March 21, 2001
    -------------------

      Patricia Meding