Form 10KSB
period 2001-04-30
FREEMAN TECHNOLOGIES CORP
filed 2001-08-14
CIK 1114814

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001

                TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF
                THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
               _______________________ TO _______________________
                             COMMISSION FILE NUMBER

                        FREEMAN TECHNOLOGIES CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                           13-4116848
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION       COMMISSION FILE           (IRS EMPLOYER
      OF INCORPORATION)                  NO.              IDENTIFICATION NO.)

                  50 BROADWAY, SUITE 2300, NEW YORK, N.Y. 10004
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 785-6200

           Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

           As of August 1, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $0.

           At August 1, 2001, there were issued and outstanding 4,000,000 shares of Common Stock, par value $0.0001.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Background

Freeman Technologies Corporation (the "Company") is a Delaware corporation formed on April 12, 2000. Its principal place of business is located at 50 Broadway, Suite 2300, New York, New York 10004. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies. The Company has been in the developmental stage since inception and has no operating history other than organizational matters. The company has no operations and in accordance with Statement of Financial Accounting Standards #7, is considered a development stage company. All shareholders have held their stock since the Company's inception. The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan.

Business of Issuer

The Company's plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination. The Company may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries. Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statues) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

ITEM 2.    DESCRIPTION OF PROPERTY

           The Company does not own real property nor does it hold any lease or other real property interest.


ITEM 3.    LEGAL PROCEEDINGS

           The Company is not a party to any material pending legal proceedings and has no knowledge that any such proceedings are threatened.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of calendar year 2000, no matters were submitted to a vote of the security holders of the Registrant.


                                    PART II.


Item 5. Market for Common Equity and Related Stockholder Matters

           The Company intends to seek the assistance of a market maker to initiate a quotation of its securities on the OTC Bulletin Board. To date, there has been no trading market for the Company's securities.

           All of the Company's 4,000,000 issued and outstanding shares of common stock are considered "restricted securities" and in the future, may be sold only in compliance with Rule 144 or in an exempt transaction under the Act unless registered under the Act.

           Holders

           As of July 31, 2001, the number of holders of record of common stock, was five (5).

           Dividend Policy

           The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future because it intends to retain its earnings to finance the expansion of its business. Thereafter, the declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including, without limitation, the Company's financial condition, capital requirements and business condition.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW
         Freeman Technologies Corporation (the "Company") was incorporated on April 12, 2000 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholders.

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

RESULTS OF OPERATIONS

         During the fiscal year ended April 30, 2001, the Company incurred a net loss of $56,356. This was due to general and administrative expenses, including professional fees, incurred by the Company in connection with its formation, the filing of a registration statement on Form 10-SB and Filings under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company paid no rent or salaries and had no other operations during the aforementioned period or since inception.

LIQUIDITY and CAPITAL RESOURCES

         The Company had no cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $56,356.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements

ITEM 7.    FINANCIAL STATEMENTS



                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)




                                    I N D E X

                                                                                               PAGE
                                                                                               ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                         6

BALANCE SHEET
    APRIL 30, 2001                                                                               7

STATEMENTS OF OPERATIONS
    YEAR ENDED APRIL 30, 2001 AND PERIODS FROM APRIL 12, 2000
    (DATE OF INCEPTION) TO APRIL 30, 2000 AND 2001                                               8

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
    YEAR ENDED APRIL 30, 2001 AND PERIODS FROM APRIL 12, 2000
    (DATE OF INCEPTION) TO APRIL 30, 2000 AND 2001                                               9

STATEMENTS OF CASH FLOWS
    YEAR ENDED APRIL 30, 2001 AND PERIODS FROM APRIL 12, 2000
    (DATE OF INCEPTION) TO APRIL 30, 2000 AND 2001                                              10

NOTES TO FINANCIAL STATEMENTS                                                                11-14



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Freeman Technologies Corporation


We have audited the accompanying balance sheet of FREEMAN TECHNOLOGIES CORPORATION (A Development Stage Company) as of April 30, 2001, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the periods from April 12, 2000 (date of inception) to April 30, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freeman Technologies Corporation as of April 30, 2001, and its results of operations and cash flows for the year ended April 30, 2001 and the periods from April 12, 2000 (date of inception) to April 30, 2000 and 2001, in conformity with accounting principles generally accepted in the United States of America.




Roseland, New Jersey                                  J.H. Cohn LLP
August 6, 2001

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET
                                 APRIL 30, 2001




                                     ASSETS

Current assets - cash                                                                    $     -
                                                                                         ============


                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                          ----------------------------------------

Liabilities - accounts payable                                                               $  1,466
                                                                                             --------

Stockholders' deficiency:
   Preferred stock, $.0001 par value; 20,000,000 shares
      authorized; none issued
   Common stock, $.0001 par value; 100,000,000 shares
      authorized; 4,000,000 issued and outstanding                                                400
   Additional paid-in capital                                                                  54,490
   Deficit accumulated during the development stage                                           (56,356)
                                                                                             --------
         Total stockholders' deficiency                                                        (1,466)
                                                                                            ---------

         Total                                                                           $     -
                                                                                         ============


See Notes to Financial Statements.

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                   YEAR ENDED APRIL 30, 2001 AND PERIODS FROM
          APRIL 12, 2000 (DATE OF INCEPTION) TO APRIL 30, 2000 AND 2001



                                                                                            Periods
                                                                                              from
                                                                                            April 12,
                                                                               Year          2000 to
                                                                               Ended        April 30,
                                                                              April 30,     2000 and
                                                                               2001            2001
                                                                            -----------    -----------
Revenues                                                                  $      -         $   -

General and administrative expenses                                              56,356       56,356
                                                                              ---------    ---------

Net loss                                                                       $(56,356)    $(56,356)
                                                                               ========     ========


Basic net loss per common share                                                   $(.01)
                                                                                  =====


Basic weighted average common shares outstanding                              4,000,000
                                                                              =========






See Notes to Financial Statements.

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
            YEAR ENDED APRIL 30, 2001 AND PERIODS FROM APRIL 12, 2000
                 (DATE OF INCEPTION) TO APRIL 30, 2000 AND 2001



                                                                                 Deficit
                                                                               Accumulated
                                                                     Additional During the
                                Preferred Stock      Common Stock     Paid-in    Develop-
                              ------------------  ------------------
                               Shares    Amount    Shares     Amount   Capital  ment Stage    Total
                              --------   ------   ---------   ------  --------- ----------  ---------

Balance, April 12, 2000
   (date of inception)              -    $   -        -       $ -       $ -      $   -     $   -

Proceeds from issuance of common
   stock                                          4,000,000    400                             400
                               --------  -------- ---------   ----      ------- ---------  ----------

Balance, April 30, 2000             -        -    4,000,000    400        -          -         400

Capital contribution                                                    54,490              54,490

Net loss                                                                          (56,356)  (56,356)
                               --------  -------- ---------   ----      ------- ---------  ----------

Balance, April 30, 2001             -    $   -    4,000,000   $400     $54,490   $(56,356) $ (1,466)
                                =======  ======== =========   ====     =======   ========  ========





See Notes to Financial Statements.

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
            YEAR ENDED APRIL 30, 2001 AND PERIODS FROM APRIL 12, 2000
                 (DATE OF INCEPTION) TO APRIL 30, 2000 and 2001




                                                                                 Period      Period
                                                                                  from        from
                                                                      Year      April 12,   April 12,
                                                                     Ended       2000 to    2000 to
                                                                    April 30,   April 30,  April 30,
                                                                      2001        2000        2001
                                                                    -------     ---------  ----------
Operating activities:
    Net loss                                                        $(56,356)               $(56,356)
    Expenses paid by stockholder                                      54,490                  54,490
    Accounts payable                                                   1,466                   1,466
                                                                  ----------              ----------
       Net cash used in operating activities                            (400)                   (400)

Financing activities - proceeds from sale of common stock                          $400          400
                                                                  ----------       ----   ----------

Net increase (decrease) in cash                                         (400)       400            -

Cash, beginning of period                                                400         -             -
                                                                  ----------       ----   ----------

Cash, end of period                                                  $     -       $400      $     -
                                                                  ==========       ====   ==========




See Notes to Financial Statements.

                        FREEMAN TECHNOLOGIES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                          (A Development Stage Company)

Note 1 - Operations and business risk factors:
             Freeman Technologies Corporation (the "Company") was incorporated on April 12, 2000 to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Securities Act of 1933. Generally, an issuer who has registered securities under the Securities Act of 1933 becomes subject to the periodic and annual reporting requirements of the Securities Act of 1934 (and is often referred to as a "reporting company"). The Company will not restrict its search to any specific business industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the stockholders of the Company because it will not permit the Company to offset potential losses from one venture against potential gains from another.

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

             The Company had not conducted any commercial operations through April 30, 2001 and, accordingly, it was in the development stage as of that date. Management does not expect the Company to generate any revenues until such time that an acquisition of an operating company is consummated, if ever.

                        FREEMAN TECHNOLOGIES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                          (A Development Stage Company)


Note 2 - Summary of significant accounting policies:
           Use of estimates:
                 The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

             Net earnings (loss) per share:
                 The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Diluted per share amounts have not been presented in the accompanying statements of operations because the Company did not have any potentially dilutive common shares outstanding during the year ended April 30, 2001 and the periods from April 12, 2000 (date of inception) through April 30, 2000 and 2001.

             Income taxes:
                 The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.


Note 3 - Related party transactions:
             The Company has entered into an agreement with Capital Advisory Partners, LLC ("CAP") pursuant to which CAP will supervise the search for potential target companies for a business combination. CAP owns 800,000 shares of the Company's common stock. The agreement will continue until such time that the Company has consummated a business combination. CAP has agreed to pay all expenses of the Company without repayment until such time that a business combination is consummated, during the year ended April 30, 2001, CAP incurred expenses on behalf of the Company totaling $54,490 (it did not incur any such expenses prior to that period) and, accordingly, the Company recorded a charge to operations and a contribution to capital in that amount, when CAP paid these expenses.

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



Note 3 - Related party transactions (concluded):
             CAP has entered into agreements, and anticipates that it will enter into other agreements, with other consultants to assist it in locating a potential target company and CAP may share its stock in the Company with, or grant options on such stock to, such referring consultants and may make payment to such consultants from its own resources. There is no minimum or maximum amount of stock, options or cash that CAP may grant or pay to such consultants. CAP is solely responsible for the costs and expenses of its activities in seeking a potential target company, including any agreements with consultants, and the Company has no obligation to pay any costs incurred or negotiated by CAP.

             CAP anticipates that it may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. As of April 30, 2001, CAP had not made any solicitations and did not anticipate that it would do so. CAP expects to rely on consultants in the business and financial communities for referrals of potential target companies.

             Patricia A. Meding, who is the sole officer and director of the Company, is the sole officer, director and controlling stockholder of CAP.


Note 4 - Preferred stock:
            Shares of the Company's preferred stock have not been issued as of April 30, 2001. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption including price and liquidation preferences. As of April 30, 2001, the Board of Directors has not yet fixed any terms to the preferred stock.


Note 5 - Income taxes:
            As of April 30, 2001, the Company had net operating loss carryforwards of approximately $56,000 available to reduce future Federal and state taxable income which will expire at various dates through 2021. The Company had no material temporary differences as of that date. Due to the uncertainties related to, among other things, the future changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $22,400 related to the net operating loss carryforwards by an equivalent valuation allowance as of April 30, 2001.

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



Note 6 - Fair value of financial statements:
            The Company's financial instruments at April 30, 2001 for which disclosure of estimated fair value is required by certain accounting standards consisted of accounts payable. In the opinion of management accounts payable were carried at fair value because of its liquidity and short-term maturity.



                                      * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.




                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our executive officers and directors and their ages as of July 31, 2001 are as follows:

--------------------------------------------------------------------------------------

Name                   Age            Title
----                   ---            -----
Patricia Meding        53             Director and Chairman of the Board of Directors,
                                      President and Chief Executive Officer
--------------------------------------------------------------------------------------

     All directors of Freeman Technologies Corporation hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, Freeman Technologies' Bylaws provide for not less than one director nor more than fifteen. Currently, there is one directors of Freeman Technologies. The Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

PATRICIA MEDING. Ms. Meding has been Director of the Company since April 11, 2000. Since 1986, Ms. Meding has been Chairman and a Director of MarketView Financial Group,Inc., a privately-held merchant/investment banking firm, and its predecessor company, Charles W. McLaughlin, Inc. Ms. Meding is a co-founder, principal and Chairman of Forte Communications, Inc., a full-service media consulting company founded in 1991. Ms. Meding is a co-founder, officer and director of Capital

Advisory Partners, LLC, a privately-held, Atlanta-based venture capital firm organized in January 1999. Ms. Meding is a co-founder, officer and director of Capstone Financial Management, LLC, a privately-held, Atlanta-based full-service financial management firm organized in May 1999. From 1990 to 1994, she was the founder of Meding Associates, Inc., which provided consulting services primarily to American Diversified Enterprises, Inc., a privately-held, family-owned company. Ms. Meding graduated from Marymount Manhattan College with B.A. in 1975 and graduated from New York University Bellevue School of Nursing in 1968. Ms. Meding will devote time to the business of the Company on an "as-needed" basis, which is expected to require 5-10 hours per month.

     Ms. Meding is the sole officer and director of the Company and the beneficial owner of one of the Company's shareholders, Capital Advisory Partners, LLC. The Company has no employees nor are there any other persons than Ms. Meding who devote any of their time to its affairs. All references herein to management of the Company are to Ms. Meding. The inability at any time of Ms. Meding to devote sufficient attention to the Company could have a material adverse impact on its operations.

ITEM 10.   EXECUTIVE COMPENSATION

     Ms. Meding does not receive any compensation for her services rendered to the Company, nor has she received such compensation in the past. Ms. Meding has agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. To date, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company. It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein. Persons "associated" with management is meant to refer to persons with whom management may have had other business dealings, but who are not affiliated with or relatives of management. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group:

Name, Title and Address                   Title of Class
-----------------------                   --------------                  Shares Beneficially
of beneficial owners                                                    Owned Prior to Offering
--------------------                                                    ------------------------
                                                                         Number       Percent
---------------------------------------------------------------------------------------------------
Patricia Meding                           Common Stock                  800,000(1)      20 %
CEO, President
and Director
50 Broadway, Suite 2300
New York, NY 10004
---------------------------------------------------------------------------------------------------
All officers and directors
as a group                                Common Stock                  800,000         20 %

---------------------------------------------------------------------------------------------------
Capital Advisory Partners, LLC (2)        Common Stock                  800,000         20 %
50 Broadway, Suite 2300
New York, NY 10004
---------------------------------------------------------------------------------------------------
Kilkenny Group, LLC (3)                   Common Stock                  800,000         20 %
420 E. 79th Street
New York, NY 10021
---------------------------------------------------------------------------------------------------
Rathgar LLC(4)                            Common Stock                  800,000         20 %
215 Forest Haven Drive
Slingerlands, NY 12159
---------------------------------------------------------------------------------------------------
Finglass LLC(5)                           Common Stock                  800,000         20 %
6 E. 43rd St., 25th FL
New York, NY 10017
---------------------------------------------------------------------------------------------------
Monkstown LLC(6)                          Common Stock                  800,000         20%
404 Crabapple Springs Court
Woodstock, GA 30188
---------------------------------------------------------------------------------------------------

(1) Represents shares held by Capital Advisory Partners, LLC. See footnote (2) below.

(2) Ms. Meding is the Managing Member of Capital Advisory Partners, LLC.

(3) Ms. Judith Adler is the Managing Member of Kilkenny Group, LLC.

(4) Dr. Stuart Erner is the Managing Member of Rathgar LLC.

(5) Irwin Goodman is the Managing Member of Finglass LLC.

(6) Benjamin Giacchino is the Managing Member of Monkstown LLC.

ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place his/her respective stock certificate with the Company's legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

ITEM 13    EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits
--------
Number           Description of Document
------           -----------------------

3.1              Certificate of Incorporation dated April 11, 2000(1)

3.2              Bylaws(1)

3.3              Amendment No. 1 to the By-Laws(1)

10.1             Agreement with Capital Advisory Partners, LLC(1)

10.2             Lock up agreements(1)

---------------------------------
(1) Filed as part of the Company's Registration Statement on Form 10-SB, filed May 18, 2000.


(b) During the fourth quarter of the fiscal year ended April 30, 2001 the Company did not file any Reports on Form 8-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freeman Technologies Corporation

By:  /s/Patricia Meding
   ---------------------------------------
Patricia Meding, President, CEO & Director
Dated: August 14, 2001