Form 10QSB
period 2001-07-31
FREEMAN TECHNOLOGIES CORP
filed 2001-09-19
CIK 1114814

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                 THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

                                       TO
                             COMMISSION FILE NUMBER


                        FREEMAN TECHNOLOGIES CORPORATION

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                              13-4116848
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


               50 BROADWAY, SUITE 2300, NEW YORK, N.Y.   10004
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212)785-6200

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]


         At September 15, 2001, there were issued and outstanding 4,000,000 shares of Common Stock.


         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                                                                           PAGE
                                                                           ----
Part I - Financial Information

Item 1. Financial Statements

        Condensed Balance Sheets
        July 31, 2001 (Unaudited) and April 30, 2001                          2

        Condensed Statements of Operations
        Three Months Ended July 31, 2001 and 2000 and Period from
        April 12, 2000 (Date of Inception) to July 31, 2001 (Unaudited)       3

        Condensed Statements of Changes in Stockholders' Deficiency
        Three Months Ended July 31, 2001 and Period from April 12, 2000
        (Date of Inception) to July 31, 2001 (Unaudited)                      4

        Condensed Statements of Cash Flows
        Three Months Ended July 31, 2001 and 2000 and Period from
        April 12, 2000 (Date of Inception) to July 31, 2000 (Unaudited)       5

        Notes to Condensed Financial Statements                             6-8

Item 2. Management's Discussion and Analysis or Plan of Operation          9-11


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                     12

        Signatures                                                           13

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                        JULY 31, 2001 AND APRIL 30, 2001

                                                                  July 31,           April 30,
       LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     2001               2001
       ----------------------------------------                     ----               ----
                                                                 (Unaudited)         (Note 2)
Liabilities - accounts payable                                    $  5,424           $  1,466
                                                                  --------           --------
Stockholders' deficiency:
    Preferred stock, $.0001 par value; 20,000,000 shares
        authorized; none issued                                         --                 --
    Common stock, $.0001 par value; 100,000,000 shares
        authorized; 4,000,000 issued and outstanding                   400                400
    Additional paid-in capital                                      54,490             54,490
    Deficit accumulated during the development stage               (60,314)           (56,356)
                                                                  --------           --------
            Total stockholders' deficiency                          (5,424)            (1,466)
                                                                  --------           --------
            Totals                                                $     --           $     --
                                                                  ========           ========


See Notes to Condensed Financial Statements.

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
    THREE MONTHS ENDED JULY 31, 2001 AND 2000 AND PERIOD FROM APRIL 12, 2000
                      (DATE OF INCEPTION) TO JULY 31, 2001
                                   (Unaudited)

                                                                     Three Months
                                                                    Ended July 31,
                                                          ---------------------------------
                                                              2001                  2000              Cumulative
                                                              ----                  ----              ----------
General and administrative expenses                       $     3,958           $     1,827           $    60,314
                                                          -----------           -----------           -----------

Net loss                                                  $    (3,958)          $    (1,827)          $   (60,314)
                                                          ===========           ===========           ===========

Basic net loss per common share                           $        --           $        --           $      (.02)
                                                          ===========           ===========           ===========

Basic weighted average common shares outstanding            4,000,000             4,000,000             4,000,000
                                                          ===========           ===========           ===========


See Notes to Condensed Financial Statements.

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
         THREE MONTHS ENDED JULY 31, 2001 AND PERIOD FROM APRIL 12, 2000
                      (DATE OF INCEPTION) TO JULY 31, 2001
                                   (Unaudited)

                                                                                                       Deficit
                                                                                                     Accumulated
                                  Preferred Stock                Common Stock          Additional    During the
                             -------------------------     ------------------------      Paid-in      Develop-
                               Shares         Amount         Shares        Amount        Capital     ment Stage       Total
                               ------         ------         ------        ------        -------     ----------       -----
Balance, April 12, 2000
 (date of inception)                 --     $       --             --    $       --    $       --    $       --     $       --

Proceeds from issuance of
 common stock                                               4,000,000           400                                        400
                             ----------     ----------     ----------    ----------    ----------    ----------     ----------
Balance, April 30, 2000              --             --      4,000,000           400            --            --            400

Capital contribution                                                                       54,490                       54,490

Net loss                                                                                                (56,356)       (56,356)
                             ----------     ----------     ----------    ----------    ----------    ----------     ----------
Balance, April 30, 2000              --             --      4,000,000           400        54,490       (56,356)        (1,466)

Net loss                                                                                                 (3,958)        (3,958)
                             ----------     ----------     ----------    ----------    ----------    ----------     ----------
Balance, July 31, 2001               --     $       --      4,000,000    $      400    $   54,490    $  (60,314)    $   (5,424)
                             ==========     ==========     ==========    ==========    ==========    ==========     ==========


See Notes to Condensed Financial Statements.

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
    THREE MONTHS ENDED JULY 31, 2001 AND 2000 AND PERIOD FROM APRIL 12, 2000
                      (DATE OF INCEPTION) TO JULY 31, 2001
                                   (Unaudited)

                                                                    Three Months
                                                                    Ended July 31,
                                                                ---------------------
                                                                  2001         2000      Cumulative
                                                                  ----         ----      ----------
Operating activities:
      Net loss                                                  $ (3,958)    $ (1,827)    $(60,314)
      Expenses paid by stockholder                                              1,827       54,490
      Accounts payable                                             3,958                     5,424
                                                                --------     --------     --------
         Net cash provided by (used in) operating activities          --           --         (400)

Financing activities - proceeds from sale of common stock                                      400
                                                                --------     --------     --------

Net increase in cash                                                  --           --           --

Cash, beginning of period                                             --          400           --
                                                                --------     --------     --------

Cash, end of period                                             $     --     $    400     $     --
                                                                ========     ========     ========


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

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Unaudited interim financial statements:

         The Company had not conducted any commercial operations through July 31, 2001 and, accordingly, it was in the development stage as of that date. Management does not expect the Company to generate any revenues until such time as an acquisition of an operating company is consummated.

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 2001, and its results of operations and cash flows for the three months ended July 31, 2001 and 2000 and changes in stockholders' deficiency for the three months ended July 31, 2001 and the related cumulative amounts for period from April 12, 2000 (date of inception) to July 31, 2001. Information included in the condensed balance sheet as of April 30, 2001 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of April 30, 2001 and for the year ended April 30, 2001 and period from April 12, 2000 (date of inception) to April 30, 2000 and period from April 12, 2000 (date of inception) to April 30, 2001 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

         The results of operations for the three months ended July 31, 2001 are not necessarily indicative of the results of operations for the full year ending April 30, 2002.

Note 3 - Net earnings (loss) per share:

         The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Diluted per share amounts have not been presented in the accompanying unaudited condensed statements of operations because the Company did not have any potentially dilutive common shares outstanding during the three months ended July 31, 2001 and 2000.

                        FREEMAN TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - Related party transactions:

         The Company has entered into an agreement with Capital Advisory Partners, LLC ("CAP") pursuant to which CAP will supervise the search for potential target companies for a business combination. CAP owns 800,000 shares of the Company's common stock. The agreement will continue until such time as the Company has consummated a business combination. CAP has agreed to pay all expenses of the Company without repayment until such time as a business combination is consummated. In the three months ended July 31, 2000, CAP incurred expenses on behalf of the Company totaling $1,827 (it did not incur any such expenses during the three months ended July 31, 2001) and, accordingly, the Company recorded a charge to operations and a contribution to capital in that amount.

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

         CAP anticipates that it may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. As of July 31, 2001, CAP had not made any solicitations and did not anticipate that it would do so. CAP expects to rely on consultants in the business and financial communities for referrals of potential target companies.

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

RESULTS OF OPERATIONS

         During the three months ended July 31, 2001, the Company incurred a net loss of $3,958, an increase of $2,131 (116%) from a net loss of $1,827 for the three months ended July 31, 2000. This was due to general and administrative expenses, including professional fees, incurred by the Company in connection with its formation, the filing of a registration statement on Form 10-SB and Filings under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company paid no rent or salaries and had no other operations during the aforementioned period or since inception.

LIQUIDITY and CAPITAL RESOURCES

         The Company had no cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $60,314.

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

                  None.

ITEM 5 - OTHER INFORMATION

                  None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits in this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of September, 2001.



         FREEMAN TECHNOLOGIES CORPORATION


         By: /s/ Patricia Meding
             -------------------

               Patricia Meding
               President




                                INDEX TO EXHIBITS

Exhibits
Number           Description of Document
------           -----------------------
3.1              Certificate of Incorporation dated April 11, 2000(1)

3.2              Bylaws(1)

3.3              Amendment No. 1 to the By-Laws(1)

10.1             Agreement with Capital Advisory Partners, LLC(1)

10.2             Lock up agreements(1)


----------

(1) Filed as part of the Company's Registration Statement on Form 10-SB, filed May 18, 2000.